Form 10-Q
period 1995-03-31
INSITUFORM MID AMERICA INC
filed 1995-05-15
CIK 807903

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 1995         Commission File No. 0-15280

                          INSITUFORM MID-AMERICA, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                      43-1319439
- -------------------------------------------------------------------------------
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             Identification No.)

17988 Edison Avenue, Chesterfield, Missouri                       63005-3700
- -------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (314) 532-6137

                                (Not applicable)
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X .  No    .
    ---      ---

As of April 28, 1995, the following number of shares of each class of the registrant's Common Stock was outstanding:

                                                   Shares
                                                   ------
     Class A Common Stock, $.01 par value         8,282,676
     Class B Common Stock, $.01 par value         2,472,985


                          Page 1 of 17 pages.

                               FORM 10-Q

                                 INDEX


                                                                Page
                                                               Number
                                                               ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
          March 31, 1995 and September 30, 1994                   3

          Condensed Consolidated Statements of Income
          Three months ended March 31, 1995 and 1994;
          Six months ended March 31, 1995 and 1994                5

          Condensed Consolidated Statements of Cash Flows
          Six months ended March 31, 1995 and 1994                6

          Notes to Condensed Consolidated Financial
          Statements                                              7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations           9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      13

Item 4.   Submission of Matters to Vote of Security Holders      14

Item 6.   Exhibits and Reports on Form 8-K                       14


SIGNATURES                                                       16

EXHIBIT INDEX                                                    17


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements
            --------------------

                                 INSITUFORM MID-AMERICA, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    March 31    September 30
                                                      1995          1994
                                                    --------    ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents....................   $ 2,647,576   $ 3,111,664
  Accounts receivable..........................    17,535,307    15,770,080
  Costs and estimated earnings in
    excess of billings on uncompleted
    contracts..................................     9,228,693     8,419,956
  Prepaid/refundable income taxes..............       392,832       521,272
  Inventory....................................     3,707,037     2,938,463
  Prepaid expenses and other current
    assets.....................................     2,178,816     2,782,654
                                                  -----------   -----------
        TOTAL CURRENT ASSETS...................    35,690,261    33,544,089
                                                  -----------   -----------

PROPERTY AND EQUIPMENT.........................    36,407,204    34,025,871
Less accumulated depreciation..................    14,174,525    12,018,479
                                                  -----------   -----------
        TOTAL PROPERTY AND EQUIPMENT...........    22,232,679    22,007,392
                                                  -----------   -----------

LICENSE COSTS..................................     1,829,974     1,770,546
EXCESS OF COST OVER FAIR VALUE OF NET
  ASSETS ACQUIRED..............................     2,072,518     2,141,353
DEFERRED NON-COMPETE EXPENSE...................       820,482       923,046
PATENTS........................................     3,334,706     3,492,509
OTHER..........................................        78,743          -
                                                  -----------   -----------
        TOTAL OTHER ASSETS.....................     8,136,423     8,327,454
                                                  -----------   -----------

                                                  $66,059,363   $63,878,935
                                                  ===========   ===========
                                                                (Continued)


See notes to condensed consolidated financial statements.


                                 INSITUFORM MID-AMERICA, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (CONTINUED)

                                                    March 31    September 30
                                                      1995          1994
                                                    --------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank.........................   $ 9,875,460   $ 6,460,214
  Accounts payable.............................     5,564,382     8,181,616
  Accrued income taxes.........................       485,089       411,249
  Accrued expenses.............................     4,852,224     6,810,141
  Billings in excess of costs and estimated
    earnings on uncompleted contracts..........          -           63,071
                                                  -----------   -----------
        TOTAL CURRENT LIABILITIES..............    20,777,155    21,926,291
                                                  -----------   -----------

LONG-TERM LIABILITIES
  Minority interest............................     1,311,690       575,501
  Deferred income taxes........................     1,217,641     1,217,641
  Other........................................       282,885       283,748
                                                  -----------   -----------
        TOTAL LONG-TERM LIABILITIES............     2,812,216     2,076,890
                                                  -----------   -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Preferred Stock -- $.01 par value, 500,000
    shares authorized, none issued or
    outstanding................................          -             -
  Common Stock:
    Class A -- $.01 par value 13,000,000
      shares authorized, 8,282,676 shares
      issued and outstanding at March 31,
      1995, 8,279,342 shares issued and
      outstanding at September 30, 1994........        82,827        82,793
    Class B -- convertible $.01 par value,
      6,000,000 shares authorized, 2,472,985
      shares issued and outstanding............        24,730        24,730
  Additional paid-in capital...................    18,348,916    18,333,959
  Retained earnings............................    24,463,079    21,765,402
  Cumulative translation adjustments...........      (449,560)     (331,130)
                                                  -----------   -----------
        TOTAL STOCKHOLDERS' EQUITY.............    42,469,992    39,875,754
                                                  -----------   -----------

                                                  $66,059,363   $63,878,935
                                                  ===========   ===========



See notes to condensed consolidated financial statements.

                                       INSITUFORM MID-AMERICA, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                   Three Months Ended            Six Months Ended
                                                        March 31                     March 31
                                                   ------------------           ------------------

                                                   1995          1994           1995          1994
                                                   ----          ----           ----          ----
Contract revenues.......................       $24,545,001   $19,546,951    $50,663,251   $36,921,992
Cost of contract revenues...............        18,395,790    13,574,118     37,435,917    26,368,311
                                               -----------   -----------    -----------   -----------
Gross profit............................         6,149,211     5,972,833     13,227,334    10,553,681
Costs and expenses:
  General and administrative expenses...         2,267,396     2,198,052      4,655,447     4,097,018
  Selling expenses......................           822,914       803,363      1,556,900     1,608,031
  Research and development expenses.....           451,751          -           518,111          -
                                               -----------   -----------    -----------   -----------
                                                 3,542,061     3,001,415      6,730,458     5,705,049
                                               -----------   -----------    -----------   -----------
Income from operations..................         2,607,150     2,971,418      6,496,876     4,848,632
                                               -----------   -----------    -----------   -----------
Interest income.........................            21,341        13,945         57,737        25,404
Interest expense........................          (171,967)      (61,085)      (324,472)     (124,160)
Joint venture income....................           120,000        20,000        140,000        43,865
Other income (expense)..................            31,769       (85,727)       (49,649)     (144,985)
                                               -----------   -----------    -----------   -----------
Income before income taxes and minority
  interest..............................         2,608,293     2,858,551      6,320,492     4,648,756
Provision for income taxes..............           886,820     1,086,249      2,148,968     1,766,527
                                               -----------   -----------    -----------   -----------
Income before minority interest.........         1,721,473     1,772,302      4,171,524     2,882,229
Minority interest in income of
  consolidated subsidiary...............          (221,114)      (25,759)      (736,795)      (25,759)
                                               -----------   -----------    -----------   -----------
Net income..............................       $ 1,500,359   $ 1,746,543    $ 3,434,729   $ 2,856,470
                                               ===========   ===========    ===========   ===========

Net income per common share.............           $.14          $.16           $.31          $.26
                                                   ====          ====           ====          ====



See notes to condensed consolidated financial statements.


                                 INSITUFORM MID-AMERICA, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS

                                                           Six Months Ended
                                                               March 31
                                                           ----------------
                                                          1995           1994
                                                          ----           ----
Cash flows from operating activities:
  Net income.........................................  $3,434,729     $2,856,470
  Adjustments to reconcile net income to net cash:
    Decrease (increase) in accounts receivable.......  (1,765,227)       885,121
    Increase in costs and estimated earnings in
     excess of billings on uncompleted contracts.....    (808,737)      (661,881)
    Increase in inventory............................    (768,574)      (514,445)
    Decrease in insurance claim receivable...........        -         1,515,131
    Decrease in prepaid/refundable income taxes......     128,440        623,611
    Decrease (increase) in prepaid expenses and
     other current assets............................     603,838         (4,592)
    Decrease in accounts payable.....................  (2,617,234)    (1,023,839)
    Increase in accrued income taxes.................      73,840         62,297
    Decrease in accrued expenses.....................  (1,957,917)      (111,346)
    Decrease in billings in excess of costs and
     estimated earnings on uncompleted contracts.....     (63,071)      (376,846)
    Depreciation.....................................   2,216,480      1,470,607
    Amortization.....................................     369,774        307,211
    Loss (gain) on sale of property and equipment....        (128)           273
    Deferred income tax provision....................        -            (6,163)
    Minority interest in income of consolidated
     subsidiary......................................     736,189         25,759
    Other, net.......................................     (79,589)          -
                                                       ----------     ----------

      Net cash provided by (used in) operating
       activities....................................    (497,187)     5,047,368
                                                       ----------     ----------

Cash flows from financing activities:
  Increase (decrease) in short-term bank
   borrowings........................................   3,415,246     (1,231,000)
  Dividends paid to common stockholders..............    (737,069)      (736,798)
  Proceeds from exercise of stock options............      14,991          9,519
  Proceeds from minority interest participation......        -           400,000
                                                       ----------     ----------

     Net cash provided by (used in) financing
      activities.....................................   2,693,168     (1,558,279)
                                                       ----------     ----------

Cash flows from investing activities:
  Additions to property and equipment................  (2,488,167)    (3,181,188)
  Proceeds from sale of property and equipment.......      45,744        216,247
  Increase in license costs..........................    (100,000)          -
                                                       ----------     ----------

      Net cash used by investing activities..........  (2,542,423)    (2,964,941)
                                                       ----------     ----------

Effect of exchange rate changes on cash..............    (117,646)       (69,307)
                                                       ----------     ----------
Net increase (decrease)in cash and cash equivalents..    (464,088)       454,841
Cash and cash equivalents at September 30............   3,111,664      2,088,966
                                                       ----------     ----------
Cash and cash equivalents at March 31................  $2,647,576     $2,543,807
                                                       ==========     ==========

See notes to condensed consolidated financial statements.

                  INSITUFORM MID-AMERICA, INC.
      Notes to Condensed Consolidated Financial Statements


1.  Condensed Consolidated Financial Statements

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended September 30, 1994.

    Operating results for the six months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1995.

2.  Computation of Income Per Share

    Net income per common share was computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during each period.

                                Three Months Ended        Six Months Ended
                                     March 31                  March 31
                              ----------------------    --------------------

                                1995         1994         1995        1994
                                ----         ----         ----        ----
    Weighted average number
    shares outstanding...... 11,104,835   11,125,205   11,074,867  11,113,555

3.  Contingencies

    The Company has been cited by the U.S. Occupational Safety and Health Administration (OSHA) for alleged violations of the Occupational Safety and Health Act of 1970 in connection with a jobsite accident. OSHA has assessed penalties aggregating approximately $1,000,000 arising out of the accident. The Company believes that OSHA's allegations neither accurately reflect the facts and circumstances of the accident nor accurately characterize the Company's strong safety program and commitment thereto. The Company also is involved in other litigation. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions (including the OSHA citation) will not materially affect the financial position of the Company.

4.  Acquisition

    On April 18, 1995, the Company completed the acquisition of the pipeline rehabilitation business of ENVIROQ Corporation ("Enviroq"), including Enviroq's Insituform process business which is conducted by its Insituform Southeast, Inc. subsidiary. Insituform Southeast, Inc. operates in a licensed territory consisting of Alabama, Florida, Georgia, North Carolina and South Carolina. It also owns 42.5% of Midsouth Partners, which is the licensee of the Insituform process in Tennessee, most of Kentucky and northern Mississippi.

    Under the terms of the transaction, all assets and liabilities related to Enviroq's interest in Synox Corporation (a development stage company which is engaged in the business of developing and testing a process for the treatment of municipal wastewater "sludge"), and its ownership in SPRAYROQ Corporation (a development stage company which offers a spray-applied resinous product used in rehabilitation of manholes, among other applications) were transferred to a newly organized subsidiary, the stock of which was distributed to Enviroq's stockholders immediately prior to the transaction with the Company. In addition, Enviroq transferred $500,000 cash and the undeveloped portion of real estate which it owned in Jacksonville, Florida to the corporation spun-off.

    Pursuant to the transaction, which was accounted for as a purchase, the Company paid $15.25 million cash and issued a $3 million five-year subordinated promissory note in consideration for a covenant not to compete and entered into an agreement for consulting services providing for the Company's payment of $1 million over five years.

    See Part II--Item 1 of this report with respect to certain information regarding litigation and claims arising out of this acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------

        Results of Operations

        Contract revenues for the second quarter of the current fiscal year were $24.5 million, an increase of 26% over the amount reported for the comparable quarter of fiscal 1994. Corrosion and abrasion protection revenues increased 95% as a result of contracting operations in Latin America and improved market conditions in Canada. Tunneling revenues increased 118% due to the continuation of a return to more normalized market conditions. Rehabilitation revenues, generated primarily by the Insituform process, decreased 6%, principally as a result of product mix and the timing of jobs.

        Contract revenues for the six months ended March 31, 1995 were $50.7 million, an increase of 37% from the corresponding period in fiscal 1994. Corrosion and abrasion protection revenues increased 199% as a result of the Latin American contracting operations. Tunneling revenues increased 106% over the same period in fiscal 1994 as the construction market continued to show improvement. Rehabilitation revenues declined 7%, due to product mix and the timing of jobs.

        Gross profit for the second quarter of fiscal 1995 was $6.l million, a 3% increase over gross profit reported in the corresponding quarter of the prior year. As a percentage of contract revenues, gross profit was 25.1% compared to 30.6% in the prior year quarter. The increase in gross profit was the result of increased contract revenues. Offsetting this increase was a reduction in gross profit percentage attributable to a change in product mix of rehabilitation operations which included an increased percentage of smaller diameter pipes and lower than historic margins from the corrosion and abrasion business in Latin America where the Company's operations as a general contractor carry lower margins than those achieved on work utilizing proprietary technologies. In addition, the Company's tunneling business continues to experience lower than historic margins due to competitive pressures in the construction market.

        Gross profit for the six months ended March 31, 1995 was $13.2 million, a 25.3% increase versus the amount reported in the prior year period. The increase primarily resulted from the above-described contract revenue increases. Gross profit as a percentage of contract revenues was 26.1% for the recent year-to-date period, compared to 28.6% in the corresponding period of the prior year. The reduction in gross profit percentage for the current year period was primarily attributable to the Company operating as a general contractor in its corrosion and abrasion business in Latin America.

        For the second quarter, operating expenses (selling, general and administrative and research and development) represented 14.4% of contract revenues compared to 15.4% for the second quarter of fiscal

        1994.   For the  year-to-date period,  operating expenses
        represented 13.3% of contract revenues versus 15.5% in the prior year period, as contract revenue growth continued to outpace operating expense increases. The 18% increase in operating expenses for both the quarter and six-month periods primarily resulted from research and development costs associated with the PALTEM product line in the development of high pressure products, and administrative expenses for the corrosion and abrasion protection operations in Latin America which commenced in January 1994.

        For the second quarter, income from operations decreased 12.3% and represented 10.6% of contract revenues compared to 15.2% in the prior year quarter. For the first six months of the current fiscal year income from operations was 12.8% compared to 13.1% in the prior year period. The reduction for the second quarter and six months-to-date was primarily attributable to the factors described above which affected gross profit margins.

        Net income for the second quarter of the current year decreased 14.1% from that reported in the comparable period of the prior year and represented 6.1% of contract revenues compared to 8.9% for the prior year quarter. This decrease was the result of the above-described factors affecting gross profit, coupled with the allocation of income to the owner of the minority interest in the Company's Latin American subsidiary and higher interest expense, offset somewhat by a lower effective tax rate and increased joint venture income. On a year-to-date basis, net income increased 20.2% over the prior year period and represented 6.8% of contract revenues compared to 7.7% for the comparable period of the prior year. The reduction in net income as a percentage of contract revenues was primarily attributable to the above-described reduced gross profit margin changes and the increased allocation of income to the owner of the minority interest in the Company's Latin American subsidiary. The Company's effective tax rate decreased from 38% to 34% due to a change in the mix of profit contributions among non-U.S. operations.

        As of March 31, 1995, the Company's backlog compared to September 30, 1994 by business type was as follows (in millions).

                                                March 31  September 30
                                                  1995        1994
                                                --------  ------------

        Rehabilitation .........................  $25.2       $23.4
        Tunneling ..............................   10.0         9.0
        Corrosion and abrasion protection ......    2.1        13.1
                                                  -----       -----

                                                  $37.3       $45.5
                                                  =====       =====


        The reduction in backlog from September 30, 1994 to March
        31, 1995 represents normal seasonal trends. Backlog at March 31, 1995 reflected a record level for the Company as of the end of a second quarter.

        Liquidity and Capital Resources

        The Company's working capital at March 31, 1995 was $14.9 million, an increase of $3.3 million from September 30, 1994. For the six months ended March 31, 1995, the Company expended approximately $500,000 in cash for operating activities. The major uses of cash were: an increase in accounts receivable of approximately $1.8 million as a result of the 26% increase in contract revenues for the second fiscal quarter; an increase in inventory of approximately $.8 million due to purchases pursuant to the Company's license agreement for its PALTEM system products; and an increase of $.8 million in costs and estimated earnings in excess of billings on uncompleted contracts. Accounts payable during this period decreased approximately $2.6 million primarily due to timing of purchases and payments. Accrued expenses decreased $2.0 million as a result of the completion of a large construction project in Latin America. As of March 31, 1995, approximately $1.5 million of cash represented cash of foreign subsidiaries. Unremitted earnings from foreign subsidiaries as of such date approximated $3.0 million.

        For the six months ended March 31, 1995, the Company recorded capital expenditures of approximately $2.4 million of which approximately $1.9 million was for equipment purchases and $.5 million related to the construction of a new manufacturing facility.

        During the second fiscal quarter, the Company entered into a new bank credit agreement pursuant to which its short-term unsecured working capital line of credit was increased to $20 million. Interest on the line of credit is payable, at the Company's option, at the bank's prime rate or a rate tied to LIBOR. The applicable interest rate was 9.0% per annum at March 31, 1995.

        On April 18, 1995 the Company completed the acquisition of the pipeline rehabilitation business of ENVIROQ Corporation. Pursuant to the transaction, the Company paid $15.25 million cash funded by a seven-year term loan from the Company's banks. Principal payments of such loan amortize at the rate of $1.5 million per year during the term thereof. Under the term loan arrangement, the Company granted first mortgages on various real estate it owns and pledged all the shares of its U.S. subsidiaries and a portion of the shares of its Canadian subsidiaries. In addition, the Company issued a $3.0 million five-year subordinated promissory note in consideration for a covenant not to compete and entered into an agreement for consulting services providing for the Company's payment of $1.0 million over five years.

        During April of 1995, the Company commenced construction of a manufacturing facility to produce materials used for proprietary rehabilitation technologies, including those licensed under its agreement with Ashimori Industry Co., Ltd. The Company has received financing commitments to fund a substantial portion of the construction with a $7.0 million industrial revenue bond issue supported by a direct-pay bank letter of credit. The Company acquired land adjacent to its headquarters building in fiscal 1994 for the construction of the manufacturing facility. It is presently anticipated that the Company's obligations to reimburse its bank for drawings under the letter of credit would be secured by a senior lien on the proposed new manufacturing facility, including the land, the existing building and all fixtures and related manufacturing equipment.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         By letters, dated April 4, 1995, Insituform North America Corp. and NuPipe, Inc., subsidiaries of Insituform Technologies, Inc. ("ITI"), notified Insituform Southeast, Inc. and NuPipe Southeast Corporation, subsidiaries of ENVIROQ Corporation ("ENVIROQ"), that the corporations refused to grant their consent under the Insituform and NuPipe license agreements with the subsidiaries of ENVIROQ to the transactions contemplated by the acquisition agreement under which Insituform Mid-America, Inc. acquired the pipeline rehabilitation business of ENVIROQ. On April 4, 1995, Insituform North America Corp. and NuPipe, Inc. (collectively, the "ITI Plaintiffs") filed a Complaint for Declaratory Relief (the "Declaratory Action") against Insituform Southeast, Inc., NuPipe Southeast Corporation, ENVIROQ Corporation and Insituform Mid-America, Inc. in the Chancery Court for the Thirtieth Judicial District at Memphis, Shelby County, Tennessee. In the Declaratory Action, the ITI Plaintiffs are seeking a declaratory judgment that they were within their rights to refuse to consent under Insituform and NuPipe licensee agreements with subsidiaries of ENVIROQ, to the transactions contemplated by the acquisition agreement, and that they possess all legal rights under such agreements arising out of the failure by the respective licensees to obtain such consent. The parties to the Declaratory Action have executed an Amended and Restated Cooperation Agreement, dated as of April 28, 1995, pursuant to which they agreed, with the exception of the defendants' right to seek to cause the case to be removed to federal court (and the ITI Plaintiffs' right to oppose such proposed reversal), to take no further legal action with respect to the ITI Plaintiff's failure to grant consent, in the Declaratory Action or otherwise, through May 31, 1995.

         Insitu, Inc. ("Insitu"), one of three partners in MidSouth Partners, a Tennessee general partnership, has filed a demand for arbitration claiming that E-MidSouth, Inc. ("E-MidSouth"), another partner in MidSouth Partners and a wholly-owned subsidiary of Insituform Southeast, Inc. (an indirect wholly-owned subsidiary of Insituform Mid-America, Inc.) has breached the partnership agreement by ENVIROQ's entering into the acquisition agreement with Insituform Mid-America, Inc. E-MidSouth denies that it has breached the partnership agreement. The arbitration proceeding has been stayed until June 1995 by consent of the parties.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The registrant's annual meeting of stockholders was held
         February 14, 1995. At such meeting, all directors were reelected, with the results of the voting as follows:

         Class A Directors<F*>         Votes For    Votes Withheld
         ---------------------         ---------    --------------
         Lee M. Liberman               7,290,131        41,992
         Alvin J. Siteman              7,293,429        39,994

         Class B Directors<F**>
         ----------------------

         Jerome Kalishman              2,419,653              0
         Robert W. Affholder           2,419,653              0
         Robert M. Leopold             2,419,653              0

         <F*>  Elected by holders of Class A Common Stock.
         <F**> Elected by holders of Class B Common Stock.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits:

                   10.1 Credit Agreement, dated as of February 15, 1995, by and among the registrant, The Boatmen's National Bank of St. Louis and Mark Twain Bank.

                   10.2 Term Loan Agreement, dated April 18, 1995, by and among the registrant, The Boatmen's National Bank of St. Louis and Mark Twain Bank.

                   10.3 Promissory Note, dated February 15, 1995, issued by the registrant to The Boatmen's National Bank of St. Louis.

                   10.4 Promissory Note, dated February 15, 1995, issued by the registrant to Mark Twain Bank.

                   10.5 Term Note, dated April 18, 1995, issued by the registrant to The Boatmen's National Bank of St.
         Louis.

                   10.6 Term Note, dated April 18, 1995, issued by the registrant to Mark Twain Bank.

                   10.7 Subordinated Promissory Note, dated April 18, 1995, issued by the registrant to New Enviroq Corporation.

                   10.8 Stock Pledge Agreement, dated April 18,
         1995, by and between the registrant and The Boatmen's
         National Bank of St. Louis.

                   10.9  Covenant Not to Compete, dated April 18,
         1995, by and among the registrant, New Enviroq, Inc., Marinelli Securities Associates and SCE, Incorporated.

                   10.10 Employment Agreement, dated April 18,
         1995, by and between the registrant and James J. Baird, Jr.

                   10.11 Amended and Restated Cooperation
         Agreement, dated as of April 28, 1995, among the registrant, Insituform Technologies, Inc. and IMA Merger
         Sub, Inc. (formerly know as "ENVIROQ Corporation").

                   10.12 Standard Form of Agreement between
         Owner and Contractor, dated March 1995, by and between the registrant and Turner Construction Company.

                   27 Financial Data Schedule.

     (b) Reports on Form 8-K: The registrant filed no report on Form 8-K during the quarter ended March 31, 1995.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSITUFORM MID-AMERICA, INC.
                                   ----------------------------
                                   (Registrant)


Date     May 12, 1995              /s/ Jerome Kalishman
    ----------------------         ----------------------------
                                   Jerome Kalishman
                                   Chairman of the Board



Date     May 12, 1995              /s/ Joseph F. Olson
    ----------------------         ----------------------------
                                   Joseph F. Olson
                                   Chief Financial Officer

                          EXHIBIT INDEX

Exhibit
Number                        Description
- -------                       -----------
 10.1               Credit Agreement, dated as of February 15,
                    1995, by and among the registrant, The
                    Boatmen's National Bank of St. Louis and Mark
                    Twain Bank.

 10.2 Term Loan Agreement, dated April 18, 1995, by and among the registrant, The Boatmen's
                    National Bank of St. Louis and Mark Twain Bank.

 10.3 Promissory Note, dated February 15, 1995, issued by the registrant to The Boatmen's
                    National Bank of St. Louis.

 10.4 Promissory Note, dated February 15, 1995, issued by the registrant to Mark Twain Bank.

 10.5 Term Note, dated April 18, 1995, issued by the registrant to The Boatmen's National Bank of
                    St. Louis.

 10.6 Term Note, dated April 18, 1995, issued by the registrant to Mark Twain Bank.

 10.7               Subordinated Promissory Note, dated April 18,
                    1995, issued by the registrant to New Enviroq
                    Corporation.

 10.8 Stock Pledge Agreement, dated April 18, 1995, by and between the registrant and The Boatmen's
                    National Bank of St. Louis.

 10.9 Covenant Not to Compete, dated April 18, 1995, by and among the registrant, New Enviroq, Inc., Marinelli Securities Associates and SCE,
                    Incorporated.

 10.10 Employment Agreement, dated April 18, 1995, by and between the registrant and James J. Baird, Jr.

 10.11 Amended and Restated Cooperation Agreement, dated as of April 28, 1995, among the registrant, Insituform
                    Technologies, Inc. and IMA Merger Sub, Inc.
                    (formerly known as "ENVIROQ Corporation").

 10.12              Standard Form of Agreement between Owner and
                    Contractor, dated March 1995, by and between the registrant and Turner Construction Company.

 27                 Financial Data Schedule.


                                    -17-
