Form 10-Q
period 1995-06-30
INSITUFORM MID AMERICA INC
filed 1995-08-17
CIK 807903

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 1995                  Commission File No. 0-15280

                          INSITUFORM MID-AMERICA, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                        43-1319439
--------------------------------------------------------------------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

17988 Edison Avenue, Chesterfield, Missouri                         63005-3700
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (314) 532-6137

                                (Not applicable)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X .  No    .
                                               ---      ---

As of July 31, 1995, the following number of shares of each class of the registrant's Common Stock was outstanding:

                                                             Shares
                                                             ------
      Class A Common Stock, $.01 par value                  8,321,948
      Class B Common Stock, $.01 par value                  2,472,985

                                 Page 1 of 26 pages.

                                   FORM 10-Q

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets
            June 30, 1995 and September 30, 1994                            3

            Condensed Consolidated Statements of Income
            Three months ended June 30, 1995 and 1994;
            Nine months ended June 30, 1995 and 1994                        5

            Condensed Consolidated Statements of Cash Flows
            Nine months ended June 30, 1995 and 1994                        6

            Notes to Condensed Consolidated Financial
            Statements                                                      7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  12


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              19

Item 6.     Exhibits and Reports on Form 8-K                               20


SIGNATURES                                                                 23

EXHIBIT INDEX                                                              24


PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
               --------------------

                              INSITUFORM MID-AMERICA, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              June 30      September 30
                                                               1995            1994
                                                            -----------    ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents....................             $ 2,924,814    $ 3,111,664
  Accounts receivable..........................              16,857,017     15,770,080
  Costs and estimated earnings in
    excess of billings on uncompleted
    contracts..................................              14,714,348      8,419,956
  Prepaid/refundable income taxes..............                 418,739        521,272
  Inventory....................................               5,376,083      2,938,463
  Prepaid expenses and other current
    assets.....................................               4,485,481      2,782,654
                                                            -----------    -----------
          TOTAL CURRENT ASSETS.................              44,776,482     33,544,089
                                                            -----------    -----------

PROPERTY AND EQUIPMENT.........................              51,116,101     34,025,871
Less accumulated depreciation..................              21,979,637     12,018,479
                                                            -----------    -----------
          TOTAL PROPERTY AND EQUIPMENT.........              29,136,464     22,007,392
                                                            -----------    -----------

LICENSE COSTS..................................               1,872,686      1,770,546
EXCESS OF COST OVER FAIR VALUE OF NET
  ASSETS ACQUIRED..............................               6,303,878      2,141,353
DEFERRED NON-COMPETE EXPENSE...................               3,669,200        923,046
PATENTS........................................               3,255,805      3,492,509
OTHER..........................................               2,905,538           -
                                                            -----------    -----------
          TOTAL OTHER ASSETS...................              18,007,107      8,327,454
                                                            -----------    -----------

                                                            $91,920,053    $63,878,935
                                                            ===========    ===========

                                                                           (Continued)
See notes to condensed consolidated financial statements.

                              INSITUFORM MID-AMERICA, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (CONTINUED)

                                                              June 30      September 30
                                                               1995            1994
                                                            -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks.......................             $12,726,000    $ 6,460,214
  Subordinated promissory note.................               3,000,000           -
  Current portion of long-term debt............               1,529,528           -
  Accounts payable.............................               8,413,659      8,181,616
  Dividends payable............................                 157,282           -
  Accrued income taxes.........................                 132,801        411,249
  Accrued expenses.............................               4,963,449      6,810,141
  Billings in excess of costs and estimated
    earnings on uncompleted contracts..........                 140,939         63,071
                                                            -----------    -----------
          TOTAL CURRENT LIABILITIES............              31,063,658     21,926,291
                                                            -----------    -----------

LONG-TERM LIABILITIES
  Long-term debt less current portion..........              14,024,344           -
  Minority interest............................               1,390,902        575,501
  Deferred income taxes........................               1,018,293      1,217,641
  Other........................................                 890,872        283,748
                                                            -----------    -----------
          TOTAL LONG-TERM LIABILITIES..........              17,324,411      2,076,890
                                                            -----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Preferred Stock -- $.01 par value, 500,000
    shares authorized, none issued or
    outstanding................................                    -              -
  Common Stock:
    Class A -- $.01 par value, 13,000,000
      shares authorized, 8,310,046 shares
      issued and outstanding at June 30,
      1995, 8,279,342 shares issued and
      outstanding at September 30, 1994........                  83,100         82,793
    Class B -- convertible $.01 par value,
      6,000,000 shares authorized, 2,472,985
      shares issued and outstanding............                  24,730         24,730
  Additional paid-in capital...................              18,564,514     18,333,959
  Retained earnings............................              25,245,279     21,765,402
  Cumulative translation adjustments...........                (385,639)      (331,130)
                                                            -----------    -----------
          TOTAL STOCKHOLDERS' EQUITY...........              43,531,984     39,875,754
                                                            -----------    -----------

                                                            $91,920,053    $63,878,935
                                                            ===========    ===========

See notes to condensed consolidated financial statements.


                                              INSITUFORM MID-AMERICA, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                            Three Months Ended                  Nine Months Ended
                                                                 June 30                             June 30
                                                          ----------------------              ---------------------
                                                          1995              1994              1995             1994
                                                          ----              ----              ----             ----
Contract revenues.......................               $26,948,168       $17,370,889       $77,611,419      $54,292,881
Cost of contract revenues...............                19,834,798        12,814,206        57,270,715       39,182,517
                                                       -----------       -----------       -----------      -----------
Gross profit............................                 7,113,370         4,556,683        20,340,704       15,110,364
Costs and expenses:
  General and administrative expenses...                 3,200,602         2,226,637         7,856,049        6,323,656
  Selling expenses......................                   966,801           745,545         2,523,701        2,353,575
  Research and development expenses.....                   249,943            37,782           768,054           37,782
                                                       -----------       -----------       -----------      -----------
                                                         4,417,346         3,009,964        11,147,804        8,715,013
                                                       -----------       -----------       -----------      -----------
Income from operations..................                 2,696,024         1,546,719         9,192,900        6,395,351
                                                       -----------       -----------       -----------      -----------
Interest income.........................                    42,791            18,071           100,528           43,475
Interest expense........................                  (458,207)          (58,613)         (782,679)        (182,773)
Joint venture income....................                   245,011           100,000           385,011          143,865
Other expense...........................                  (103,659)         (103,515)         (153,308)        (248,500)
                                                       -----------       -----------       -----------      -----------
Income before income taxes and minority
  interest..............................                 2,421,960         1,502,662         8,742,452        6,151,418
Provision for income taxes..............                   823,467           571,012         2,972,435        2,337,539
                                                       -----------       -----------       -----------      -----------
Income before minority interest.........                 1,598,493           931,650         5,770,017        3,813,879
Minority interest in income of
  consolidated subsidiary...............                   (77,706)          (45,222)         (814,501)         (70,981)
                                                       -----------       -----------       -----------      -----------
Net income..............................               $ 1,520,787       $   886,428       $ 4,955,516      $ 3,742,898
                                                       ===========       ===========       ===========      ===========

Net income per common share.............                   $.14              $.08              $.45             $.34
                                                           ====              ====              ====             ====


See notes to condensed consolidated financial statements.

                                   INSITUFORM MID-AMERICA, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS
                                                                        Nine Months Ended
                                                                             June 30
                                                                    -------------------------
                                                                    1995                 1994
                                                                    ----                 ----
Cash flows from operating activities:
  Net income.........................................            $ 4,955,516          $3,742,898
  Adjustments to reconcile net income to net cash:
    Decrease in accounts receivable..................              1,249,920           2,254,370
    Increase in costs and estimated earnings in
      excess of billings on uncompleted contracts....             (4,490,518)         (2,683,917)
    Decrease in insurance claim receivable...........                   -              3,003,511
    Decrease in prepaid/refundable income taxes......                215,213              52,793
    Increase in inventory............................             (1,567,622)            (46,807)
    Increase in prepaid expense and other current
      assets.........................................               (898,876)           (906,063)
    Increase (decrease) in accounts payable..........               (689,959)            719,009
    Increase in dividends payable....................                157,282                -
    Increase (decrease) in accrued income taxes......               (278,448)            177,982
    Decrease in accrued expenses.....................             (3,348,045)           (572,487)
    Increase (decrease) in billings in excess of
      costs and estimated earnings on uncompleted
      contracts......................................                 77,868            (419,084)
    Depreciation.....................................              3,548,053           2,224,429
    Amortization.....................................                686,692             502,091
    Gain on sale of property and equipment...........                 (7,158)             (3,877)
    Deferred income tax provision....................               (199,348)             (6,095)
    Minority interest in income of consolidated
        subsidiary...................................                815,401              70,981
    Other, net.......................................               (497,088)               -
                                                                 -----------          ----------
      Net cash provided (used) by operating
        activities...................................               (271,117)          8,109,734
                                                                 -----------          ----------

Cash flows from financing activities:
  Increase (decrease) in notes payable to banks......              6,815,333          (1,015,000)
  Increase in long-term debt.........................             15,250,000                -
  Repayment of current portion of long-term debt.....               (151,310)               -
  Increase in subordinated promissory note...........              3,000,000                -
  Dividends paid to common stockholders..............             (1,475,639)         (1,473,629)
  Proceeds from exercise of stock options............                230,862               9,519
  Proceeds from minority interest participation......                   -                400,000
                                                                 -----------          ----------
      Net cash provided (used) by financing
        activities...................................             23,669,246          (2,079,110)
                                                                 -----------          ----------


Cash flows from investing activities:
  Additions to property and equipment................             (5,342,721)         (5,671,136)
  Proceeds from sale of property and equipment.......                162,251             233,758
  Acquisition of business............................            (18,250,000)               -
  Increase in license costs..........................               (100,000)               -
                                                                 -----------          ----------
      Net cash used by investing activities..........            (23,530,470)         (5,437,378)
                                                                 -----------          ----------

Effect of exchange rate changes on cash..............                (54,509)            (82,003)
                                                                 -----------          ----------
Net increase (decrease) in cash and cash equivalents.               (186,850)            511,243
Cash and cash equivalents at September 30............              3,111,664           2,088,966
                                                                 -----------          ----------
Cash and cash equivalents at June 30.................            $ 2,924,814          $2,600,209
                                                                 ===========          ==========

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

     Operating results for the nine months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1995.

2.   Computation of Income Per Share

     Net income per common share was computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during each period.
                                   Three Months Ended         Nine Months Ended
                                        June 30                    June 30
                                   ------------------         -----------------
                                   1995          1994         1995         1994
                                   ----          ----         ----         ----
     Weighted average number
       shares outstanding...... 11,114,936    11,125,205   11,088,223   11,117,438

3.   Legal Proceedings

     By letters, dated April 4, 1995, Insituform North America Corp.
     and NuPipe, Inc., subsidiaries of Insituform Technologies, Inc. ("ITI"), notified Insituform Southeast, Inc. and NuPipe Southeast Corporation, then subsidiaries of ENVIROQ Corporation ("ENVIROQ"), that the ITI subsidiaries refused to grant their consent under the Insituform and NuPipe license agreements with the subsidiaries of ENVIROQ to the transactions contemplated by the acquisition agreement under which the Company acquired the pipeline rehabilitation business of ENVIROQ. On April 4, 1995, Insituform North America Corp. and NuPipe, Inc. (collectively, the "ITI Plaintiffs") filed a Complaint for Declaratory Relief (the "Declaratory Action") against Insituform Southeast, Inc., NuPipe Southeast Corporation, ENVIROQ Corporation and the Company in the Chancery Court for the Thirtieth Judicial District at Memphis, Shelby County, Tennessee. In the Declaratory Action, the ITI Plaintiffs are seeking a declaratory judgment that they were within their rights to refuse to consent under Insituform and NuPipe licensee agreements with subsidiaries of ENVIROQ, to the transactions contemplated by the acquisition agreement, and that they possess all legal rights under such agreements arising out of the failure by the respective licensees to obtain such consent. The defendants have caused the Declaratory Action to be removed to Federal District Court for the Western District of Tennessee. Pursuant to agreements between the parties to the Declaratory Action, the proceedings have been stayed by Court order until the earlier to occur of the completion of the proposed merger (the "Merger") with ITI Acquisition Corp., as a result of which the Company would become a wholly-owned subsidiary of ITI (see Note 6), or January 31, 1996. The parties also have agreed to take no further legal action with respect to the ITI Plaintiffs' failure to grant consent, in the Declaratory Action or otherwise, through the earlier to occur of the Merger or the termination of the related Agreement and Plan of Merger prior to the Merger.

     Insitu, Inc. ("Insitu"), one of the three partners in MidSouth Partners, a Tennessee general partnership, has filed a demand for arbitration claiming that E-MidSouth, Inc. ("E-MidSouth"), another partner in MidSouth Partners and a wholly-owned subsidiary of Insituform Southeast, Inc. (an indirect wholly-owned subsidiary of the Company), has breached the partnership agreement by ENVIROQ's entering into the acquisition agreement with the Company. E-MidSouth denies that it has breached the partnership agreement. The arbitration proceeding has been stayed until September 1, 1995 by consent of the parties.

     Pursuant to citations issued December 15, 1993, the Occupational Safety and Health Administration, Kansas City Area Office ("OSHA"), alleged that the Company and its subsidiaries violated certain provisions of the Occupational Safety and Health Act of 1970 in connection with rehabilitation activities in Kansas City, Missouri in June 1993. The allegations related to an accident in which one of the employees of a Company subsidiary was swept away and drowned in a flash flood resulting from a sudden and torrential thunderstorm. OSHA alleged that the subsidiary's safety procedures were inadequate and assessed penalties aggregating approximately $1 million. The Company believes that OSHA's allegations neither accurately reflected the facts and circumstances of the accident nor accurately characterized the Company's strong safety program and commitment thereto. The Company cooperated fully with OSHA in its investigation and does not believe that the allegations were warranted. To avoid the costs and uncertainties of defending the citations in adversarial proceedings, the Company settled this claim in July 1995 by agreeing to pay OSHA an aggregate of $325,000 in equal semi-annual installments through January 1997.

     Pursuant to a Complaint filed August 1, 1995, ENVIROQ Corporation ("ENVIROQ") initiated an action in the Circuit Court of Jefferson County, Alabama, for a judgment on the $3.0 million Subordinated Promissory Note (the "Subordinated Note") issued in connection with the Company's acquisition of Insituform Southeast, Inc. and related corporations in April 1995 (the "ENVIROQ Acquisition"). ENVIROQ claims that the Company is in default under the Subordinated Note. The Company denies liability and intends to vigorously defend the suit and pursue claims against ENVIROQ arising out of the ENVIROQ Acquisition, including ENVIROQ's obligations under the acquisition agreement. In the Company's opinion, the ultimate resolution of this litigation will not have a material adverse effect upon the Company's financial condition or results of operations.

4.   Long-Term Debt

     As of June 30, 1995, the Company was in default under the tangible net worth covenants in its term loan agreement, for which the lenders have granted a waiver. The Company's lenders also have waived the event of default arising out of developments with respect to the Company's $3.0 million Subordinated Promissory Note as described in Note 7.

5.   Acquisition

     On April 18, 1995, the Company completed the acquisition of the pipeline rehabilitation business of ENVIROQ, including ENVIROQ's Insituform process business which is conducted by its Insituform Southeast, Inc. subsidiary. Insituform Southeast, Inc. operates in a licensed territory consisting of Alabama, Florida, Georgia, North Carolina and South Carolina. It also owns 42.5% of Midsouth Partners, which is the licensee of the Insituform process in Tennessee, most of Kentucky and northern Mississippi.

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

     Pursuant to the transaction, which was accounted for as a purchase of stock, the Company paid $15.25 million cash and issued a $3.0 million five-year subordinated promissory note in consideration for a covenant not to compete and entered into an agreement for consulting services providing for the Company's payment of $1 million over five years. See Note 7 for information regarding demands made for payment under the foregoing subordinated promissory note.

     The condensed consolidated statements of income include the ENVIROQ operations from the dates the respective stock was acquired. Unaudited pro forma results of operations, assuming the above-described acquisition had occurred at October 1, 1993 are as follows:

                                                         Nine Months Ended
                                                            June 30
                                                     ------------------------
                                                     1995                1994
                                                     ----                ----
     Contract revenues..................          $89,663,163         $70,849,130
     Net income.........................            4,272,540           3,902,226
     Earnings per share.................              $.39                $.35

     This pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations had been combined as of October 1, 1993, and is not intended to be a projection of future results.

     See Note 3 for a description of the moratorium on rights in dispute, including with respect to the Insituform licenses of ENVIROQ's subsidiaries as a result of the consummation of the transaction without ITI's consent and information concerning arbitration proceedings initiated by one of the partners of MidSouth Partners alleging an event of default by the ENVIROQ subsidiary partner thereto.

6.   Merger Agreement

     The Company has entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of May 23, 1995, by and among the Company, Insituform Technologies, Inc. ("ITI"), and ITI Acquisition Corp. ("ITI Sub"), a wholly-owned subsidiary of ITI, providing for the merger (the "Merger") of ITI Sub into the Company, as a result of which the Company would become a wholly-owned subsidiary of ITI. Pursuant to the terms of the Merger Agreement, holders of the Class A Common Stock of the Company would be entitled to receive 1.15 shares of Class A Common Stock of ITI ("ITI Stock") for each share of the Company's Class A Common Stock held. In connection with the Merger, the holders of the Company's Class B Common Stock have agreed to convert their shares into Class A Common Stock on a share-for-share basis immediately prior to the consummation of the Merger.

     It is anticipated that the Merger will constitute a tax-free reorganization under federal income tax laws and, accordingly, holders of IMA Class A Common Stock would not recognize taxable gain or loss upon their receipt of ITI Stock in the Merger. In addition, it is anticipated that the Merger would be accounted for using the pooling-of-interests method of accounting.

     Consummation of the Merger is subject to customary closing conditions, including approval by the respective stockholders of the Company and ITI. Pending completion of the Merger, the Company and ITI agreed to certain covenants relating to the operation of their respective businesses. The Merger Agreement also provides that it may be terminated prior to closing under certain circumstances, including if the closing has not occurred by January 31, 1996.

7.   Subsequent Event

     By letter, dated July 14, 1995, counsel for ENVIROQ Corporation (formerly known as New ENVIROQ Corporation and hereafter referred to as "New ENVIROQ") advised the Company that a default had occurred with respect to the payment of the interest due to New ENVIROQ on June 30, 1995 under the Subordinated Promissory Note (the "Subordinated Note") in the principal amount of $3.0 million issued by the Company in April 1995 in connection with the acquisition described in Note 5 (the "ENVIROQ Acquisition"). New ENVIROQ demanded payment of such interest installment and purported to declare the entire principal due and payable. The Company advised New ENVIROQ that such purported acceleration was improper and directed New ENVIROQ to withdraw it. On August 1, 1995, New ENVIROQ filed a lawsuit against the Company in the Circuit Court of Jefferson County, Alabama, seeking a judgment in respect of the Company's alleged default under the Subordinated Note.

     The Company believes it is not in default under the Subordinated Note and intends to vigorously defend the lawsuit and pursue claims against New ENVIROQ arising out of the ENVIROQ Acquisition, including ENVIROQ's obligations under the acquisition agreement. The Company's senior lenders have waived the event of default under the Company's principal financing agreements which otherwise would have occurred as a result of New ENVIROQ's actions in respect of the Subordinated Note. The Company is seeking to negotiate a mutually acceptable resolution regarding the status of the Subordinated Note. Pending such resolution, the Company classified the obligation as a current liability in the accompanying balance sheet. In the Company's opinion, the ultimate resolution thereof will not have a material adverse effect upon the Company's financial condition or results of operations.

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------

          Results of Operations

          Contract revenues for the third quarter of the current fiscal year were $26.9 million, an increase of 55% over the amount reported for the comparable quarter of fiscal 1994. Rehabilitation revenues increased 35% primarily due to the acquisition of Insituform Southeast, Inc. which was completed April 18, 1995. Corrosion and abrasion protection revenues increased 107% as a result of contracting operations in Latin America and improved market conditions in Canada. Tunneling revenues increased 88% due to the continuation of more normalized market conditions compared to the prior year quarter.

          Contract revenues for the nine months ended June 30, 1995 were $77.6 million, an increase of 43% from the corresponding period in fiscal 1994. Corrosion and abrasion protection revenues increased 173% as a result of the Latin American general contracting and Tite Liner operations. Tunneling revenues increased 98% due to the continuation of more normalized market conditions. Rehabilitation revenues, generated primarily by the Insituform process, increased 6% due principally to the acquisition of Insituform Southeast, Inc. on April 18, 1995. See Note 3 of the Notes to Condensed Consolidated Financial Statements included elsewhere herein for a description of the moratorium rights in dispute, including with respect to the Insituform licenses of Insituform Southeast, Inc., as a result of the consummation of such acquisition without the consent of Insituform Technologies, Inc. ("ITI").

          Gross profit for the third quarter of fiscal 1995 was $7.1 million, a 56% increase over gross profit reported in the corresponding quarter of the prior year. The increase was the result of the aforementioned 55% increase in contract revenues. As a percentage of contract revenues, gross profit was 26.4% compared to 26.2% in the prior year quarter due to improved equipment utilization efficiencies, primarily in tunneling operations.

          Gross profit for the nine months ended June 30, 1995 was $20.3 million, a 35% increase compared to the amount reported in the prior year period. The increase resulted from the above-described contract revenue increases. Gross profit as a percentage of contract revenues was 26.2% for the recent year-to-date period, compared to 27.8% in the corresponding period of the prior year. The reduction in gross profit percentage for the current year period was primarily attributable to the Company's operating as a general contractor in its corrosion and abrasion business in Latin America, which yields lower profit margins than revenues generated by the Company's proprietary technologies.

          The 47% increase in operating expenses (selling, general and administrative and research and development) for the third quarter primarily resulted from research and development costs associated with the PALTEM product line in the development of high pressure products and operating expenses associated with the Insituform Southeast, Inc. acquisition completed on April 18, 1995. For the third quarter, operating expenses represented 16.4% of contract revenues compared to 17.3% for the third quarter of fiscal 1994.

          The 28% increase in operating expenses for the year-to-date period resulted primarily from the research and development costs associated with development of high pressure PALTEM products, operating expenses attributable to the Insituform Southeast, Inc. acquisition and administrative expenses for the corrosion and abrasion protection operations in Latin America which commenced in January 1994. For the year-to-date period, operating expenses represented 14.4% of contract revenues compared to 16.1% in the prior year period, as contract revenue growth continued to outpace operating expense increases.

          For the third quarter, income from operations increased 74% compared to the same quarter in the prior year and represented 10.0% of contract revenues compared to 8.9% in the prior year quarter. The improvement resulted from the increase in contract revenues and improved leveraging of operating expenses which increased at a slower rate than contract revenues.

          Income from operations for the nine-month periods for fiscal 1995 represented 11.8% of contract revenues. For the current fiscal year, income from operations increased 44% over the prior year primarily as a result of improved leveraging of operating expenses partially offset by the reduction in gross profit margin.

          Net income for the third quarter of the current fiscal year increased 71% from that reported in the comparable period of the prior year. The increase was the result of the above-described factors affecting income from operations offset by increased interest costs associated with the borrowings to finance the Insituform Southeast, Inc. acquisition completed on April 18, 1995. In addition the Company benefitted from a lower effective tax rate of 34% compared to 38% for the third quarter in the previous fiscal year due to a change in the mix of profit contributions among non-U.S. operations.

          On a year-to-date basis, net income increased 32% over the prior year period and represented 6.4% of contract revenues compared to 6.9% for the comparable period of the prior year. The reduction in net income as a percentage of contract revenues was attributable to the allocation of income to the owner of the minority interest in the Company's Latin American subsidiary which is reported on a consolidated basis.

          As of June 30, 1995, the Company's backlog compared to September 30, 1994 by business type was as follows (in millions).

                                                            June 30     September 30
                                                              1995          1994
                                                            -------     ------------
          Rehabilitation........................             $40.2          $23.4
          Tunneling.............................              17.4            9.0
          Corrosion and abrasion protection.....               7.6           13.1
                                                             -----          -----

                                                             $65.2          $45.5
                                                             =====          =====

          The increase in backlog from September 30, 1994 to June 30, 1995 represents normal seasonal trends for rehabilitation and a more normalized market for tunneling. Backlog at June 30, 1995 reflected a record level for the Company as of the end of a third fiscal quarter.

          Liquidity and Capital Resources

          The Company's working capital at June 30, 1995 was $13.7 million, an increase of $2.1 million from September 30, 1994, representing a current ratio of 1.4-to-1 compared to 1.5-to-1 at fiscal year end. The decrease in the current ratio at June 30, 1995 was primarily attributable to the reclassification of the subordinated promissory note as described below and in Note 7 of the Condensed Consolidated Financial Statements included elsewhere herein. For the nine months ended June 30, 1995, the Company used approximately $271,000 in cash for operating activities. The major uses of cash were an increase in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $4.5 million resulting from timing differences between the recognition of costs incurred for two tunneling projects and one corrosion and abrasion project, compared to the contractual terms as to when the customer may be invoiced for work completed. It is anticipated that a major portion of this increase associated with these three projects will be invoiced by the end of the fourth fiscal quarter.
          Inventory increased approximately $1.6 million due primarily to purchases pursuant to the Company's license agreement for its PALTEM systems products and inventory stocks associated with the commencement of limited manufacturing operations for rehabilitation and corrosion and abrasion protection products. Prepaid expenses and other current assets increased approximately $900,000 with the majority of the increase representing an insurance claim receivable. Accrued expenses decreased $3.3 million of which a major portion related to the completion of a large construction project in Latin America.

          As of June 30, 1995, approximately $1.1 million of cash represented cash of foreign subsidiaries. Unremitted earnings from foreign subsidiaries as of June 30, 1995 approximated $3.3 million. The Company does not provide for federal income taxes on such unremitted earnings because earnings are reinvested and, in the opinion of management of the Company, will continue to be reinvested indefinitely. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes in the various international jurisdictions. Withholding taxes would be payable if all previously unremitted earnings were remitted to the U.S. parent. A portion of all of such withholding taxes may be offset as credits against U.S. income taxes payable.

          For the nine months ended June 30, 1995, the Company recorded capital expenditures of approximately $5.3 million of which approximately $2.1 million related to the construction of a proposed new manufacturing facility and $3.2 million was for equipment purchases.

          On February 15, 1995, the Company entered into a new bank credit agreement pursuant to which its short-term unsecured working capital line of credit was increased to $20 million. Interest on the line of credit is payable, at the Company's option, at the bank's prime rate or a rate tied to LIBOR. The applicable interest rate was approximately 8.5% per annum at June 30, 1995. The Company believes that the existing line of credit and funds generated internally from operations are adequate for the Company's current capital needs.

          On April 18, 1995, the Company completed the acquisition of the pipeline rehabilitation business of ENVIROQ Corporation ("ENVIROQ"). Pursuant to the transaction, the Company paid $15.25 million cash funded by a seven-year term loan from the Company's banks. Principal payments of such loan amortize at the rate of $1.5 million per year during the term thereof. Under the term loan arrangement, the Company granted first mortgages on various real estate it owns and pledged all the shares of its U.S. subsidiaries and a portion of the shares of its Canadian subsidiaries. The term loan agreement contains customary representations and warranties and affirmative and negative covenants, including the maintenance of certain financial ratios, and a prohibition on the payment of cash dividends in excess of the dividend rate currently in effect, which dividend payments require the lender's consent as a result of the Company's transaction with ITI described below. In addition, the Company issued a $3.0 million five-year subordinated promissory note in consideration for a covenant not to compete and entered into an agreement for consulting services providing for the Company's payment of $1.0 million over five years.

          By letter, dated July 14, 1995, counsel for ENVIROQ Corporation (formerly known as New ENVIROQ Corporation and hereafter referred to as "New ENVIROQ") alleged that a default had occurred with respect to the payment of the interest due to New ENVIROQ on June 30, 1995 under the Subordinated Promissory Note (the "Subordinated Note") in the principal amount of $3.0 million issued by the Company in April 1995 in connection with the acquisition described in Note 5 (the "ENVIROQ Acquisition"). New ENVIROQ demanded payment of such interest installment and purported to declare the entire principal due and payable. The Company advised New ENVIROQ that such purported acceleration was improper and directed New ENVIROQ to withdraw it. On

          August 1, 1995, New ENVIROQ filed a lawsuit against the Company in the Circuit Court of Jefferson County, Alabama, seeking a judgment in respect of the Company's alleged default under the Subordinated Note.

          The Company denies liability to New ENVIROQ and intends to vigorously defend the lawsuit and pursue claims against New ENVIROQ arising out of the ENVIROQ Acquisition, including ENVIROQ's obligations under the acquisition agreement. The Company's senior lenders have waived the event of default under the Company's principal financing agreements which otherwise would have occurred as a result of New ENVIROQ's actions in respect of the Subordinated Note. The Company is seeking to negotiate a mutually acceptable resolution regarding the status of the Subordinated Note. Pending such resolution, the Company classified the obligation as a current liability in the accompanying balance sheet. In the Company's opinion, the ultimate resolution thereof will not have a material adverse effect upon the Company's financial condition or results of operations.

          See Note 3 of the Condensed Consolidated Financial Statements included elsewhere herein for a description of the moratorium on assertion of rights in dispute, including with respect to the Insituform licenses of ENVIROQ's subsidiaries as a result of the consummation of the ENVIROQ acquisition without ITI's consent, and for information concerning arbitration proceedings initiated by one of the partners of MidSouth Partners (in which a subsidiary of the Company acquired through ENVIROQ owns a 42.5% general partnership interest) alleging an event of default by such subsidiary. If the transaction with ITI described below is not consummated, the Company and ITI anticipate that they would engage in litigation arising out of the disputes between the parties (including the ENVIROQ acquisition), if they are unable to reach a mutually acceptable settlement.

          The Company has entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of May 23, 1995, by and among the Company, ITI, and ITI Acquisition Corp. ("ITI Sub"), a wholly-owned subsidiary of ITI, providing for the merger (the "Merger") of ITI Sub into the Company, as a result of which the Company would become a wholly-owned subsidiary of ITI. Pursuant to the terms of the Merger Agreement, holders of the Class A Common Stock of the Company will be entitled to receive 1.15 shares of Class A Common Stock of ITI ("ITI Stock") for each share of the Company's Class A Common Stock held. In connection with the Merger, the holders of the Company's Class B Common Stock have agreed to convert their shares into Class A Common Stock on a share-for-share basis immediately prior to the consummation of the Merger.

          It is anticipated that the Merger will constitute a tax-free reorganization under federal income tax laws and, accordingly, holders of the Company's Class A Common Stock would not recognize taxable gain or loss upon their receipt of ITI Stock in the Merger. In addition, it is anticipated that the Merger would be accounted for using the pooling-of-interests method of accounting.

          Consummation of the Merger is subject to customary closing conditions, including approval by the respective stockholders of the Company and ITI. Pending completion of the Merger, the Company and ITI agreed to certain covenants relating to the operation of their respective businesses. The Merger Agreement also provides that it may be terminated prior to closing under certain circumstances, including if the closing has not occurred by January 31, 1996.

          The Company has deferred approximately $0.3 million of expenses incurred through June 30, 1995 related to the transaction, which will be expensed in the quarter in which the transaction is complete. The Company anticipates that the total amount of expenses exclusive of reorganization costs related to the transaction (including amounts deferred through June 30, 1995) will be approximately $2.5 million.

          During April 1995, the Company commenced construction of a manufacturing facility to produce materials used for proprietary rehabilitation technologies, including those licensed under its agreement with Ashimori Industry Co., Ltd. The Company acquired land adjacent to its headquarters building in fiscal 1994 for the construction of the facility. Prior to the execution of the Merger Agreement, construction activities had progressed to site excavation, completion of the foundation and erection of a portion of the structural steel. To date the Company has funded the land acquisition and construction expenditures utilizing borrowings under its line of credit. As a result of the Merger Agreement, the Company and ITI have discussed the possible relocation of the planned manufacturing processes to ITI's present facility. As of the date hereof, the Company has not determined whether, in view of the covenants contained in and consents required under the Merger Agreement, to complete construction of the building for use as a manufacturing facility or an office and operations facility or whether to seek to dispose of the property. It is anticipated that such determination will be made in consultation with ITI based upon the perceived needs of the proposed North American contracting operations and the business plans of the combined companies after the Merger. If the Company determines to utilize such property in connection with its future operations, it would expect to obtain long-term financing therefor, however, it has abandoned its previous plans to utilize industrial revenue bond financing for the project.

          The Company has entered into certain license agreements to offer pipeline rehabilitation technologies and anticipates that it will have no difficulty exceeding its minimum royalty requirements under its Insituform licenses and its Ashimori license. Presently, the Company is pursuing product development and manufacturing for the PALTEM process in the United States. The Company does not believe that its commitments under its technology license agreements will have a material adverse effect on its income from operations in future periods.

          Recently Issued Accounting Standard

          In March 1995, the Financial Accounting Standards Board issued FAS No. 121. FAS No. 121 requires that long-lived assets, certain identifiable intangibles and goodwill to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
          FAS No. 121 is effective for the Company's fiscal year 1997. Management believes that the adoption of this accounting standard will not have a material impact on its operating results and financial condition.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          By letters, dated April 4, 1995, Insituform North
          America Corp. and NuPipe, Inc., subsidiaries of
          Insituform Technologies, Inc. ("ITI"), notified
          Insituform Southeast, Inc. and NuPipe Southeast
          Corporation, both subsidiaries of ENVIROQ
          Corporation ("ENVIROQ"), that the ITI subsidiaries refused to grant their consent under the Insituform and NuPipe license agreements with the subsidiaries of ENVIROQ to the transactions contemplated by the acquisition agreement under which the Company acquired the pipeline rehabilitation business of ENVIROQ. On April 4, 1995, Insituform North America
          Corp. and NuPipe, Inc. (collectively, the "ITI
          Plaintiffs") filed a Complaint for Declaratory
          Relief (the "Declaratory Action") against Insituform Southeast, Inc., NuPipe Southeast Corporation,
          ENVIROQ Corporation and the Company in the Chancery
          Court for the Thirtieth Judicial District at
          Memphis, Shelby County, Tennessee.  In the
          Declaratory Action, the ITI Plaintiffs are seeking a declaratory judgment that they were within their rights to refuse to consent under Insituform and NuPipe licensee agreements with subsidiaries of ENVIROQ, to the transactions contemplated by the acquisition agreement, and that they possess all legal rights under such agreements arising out of the failure by the respective licensees to obtain such consent. The defendants have caused the Declaratory Action to be removed to Federal District
          Court for the Western District of Tennessee.
          Pursuant to agreements between the parties to the Declaratory Action, the proceedings have been stayed by Court order until the earlier to occur of the completion of the proposed merger (the "Merger") of the Company with ITI Acquisition Corp. as a result of which the Company would become a wholly-owned subsidiary of ITI (see Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this report), or January 31, 1996. The parties also have agreed to take no further legal action with respect to the ITI Plaintiffs' failure to grant consent, in the Declaratory Action or otherwise, through the earlier to occur of the Merger or the termination of the related Agreement and Plan of Merger prior to the Merger.

          Insitu, Inc. ("Insitu"), one of the three partners in MidSouth Partners, a Tennessee general partnership, has filed a demand for arbitration claiming that E-MidSouth, Inc. ("E-MidSouth"), another partner in MidSouth Partners and a wholly-owned subsidiary of Insituform Southeast, Inc. (an indirect wholly-owned subsidiary of the Company), has breached the partnership agreement by ENVIROQ's entering into the acquisition agreement with the Company. E-MidSouth denies that it has breached the partnership agreement. The arbitration proceeding has been stayed until September 1, 1995 by consent of the parties.

          Pursuant to citations issued December 15, 1993, the Occupational Safety and Health Administration,
          Kansas City Area Office ("OSHA"), alleged that  the
          Company and its subsidiaries violated certain provisions of the Occupational Safety and Health Act of 1970 in connection with rehabilitation activities in Kansas City, Missouri in June 1993. The allegations related to an accident in which one of the employees of a Company subsidiary was swept away and drowned in a flash flood resulting from a sudden and torrential thunderstorm. OSHA alleged that the subsidiary's safety procedures were inadequate and assessed penalties aggregating approximately $1 million. The Company believes that OSHA's allegations neither accurately reflected the facts and circumstances of the accident nor accurately characterized the Company's strong safety program and commitment thereto. The Company cooperated fully with OSHA in its investigation and does not believe that the allegations were warranted. To avoid the costs and uncertainties of defending the citations in adversarial proceedings, the Company settled this claim in July 1995 by agreeing to pay OSHA an aggregate of $325,000 in equal semi-annual installments through January 1997.

          Pursuant to a Complaint filed August 1, 1995, ENVIROQ Corporation ("ENVIROQ") initiated an action in the Circuit Court of Jefferson County, Alabama, for a judgment on the $3.0 million Subordinated Promissory Note (the "Subordinated Note") issued in connection with the Company's acquisition of Insituform Southeast, Inc. and related corporations in April 1995 (the "ENVIROQ Acquisition"). ENVIROQ claims that the Company is in default under the Subordinated Note. The Company denies liability and intends to vigorously defend the suit and pursue claims against ENVIROQ arising out of the ENVIROQ Acquisition, including ENVIROQ's obligations under the acquisition agreement. In the Company's opinion, the ultimate resolution of this litigation will not have a material adverse effect upon the Company's financial condition or results of operations.

Item 6.   Exhibits and Reports on Form 8-K.

  (a)     Exhibits:

                      2.1  Merger Agreement, dated as of
          November 2, 1994, by and among the registrant, IMA Merger Sub, Inc., ENVIROQ Corporation and New ENVIROQ Corporation, filed as Exhibit 10.6 to registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, is incorporated by reference herein.

                      2.2  Agreement and Plan of Merger, dated
          as of May 23, 1995, by and among the registrant, Insituform Technologies, Inc. and ITI Acquisition Corp., filed as Exhibit No. 2 to registrant's Current Report on Form 8-K dated May 23, 1995, is incorporated by reference herein.

                      3.1  Registrant's Certificate of
          Incorporation and amendments thereto filed as
          Exhibit 3.1 to registrant's Registration Statement on Form S-1 (Reg. No. 33-10771) is incorporated by reference herein.

                      3.2  Registrant's By-Laws, as currently in
          effect, filed as Exhibit No. 3.2 to registrant's
          Registration Statement on Form S-1 (Reg. No. 33-
          10771) are incorporated by reference herein.

                      4  Form of Conversion Letter, dated May
          23, 1995, by and among the registrant, Insituform Technologies, Inc. and the holders of the registrant's Class B Common Stock with respect to the conversion of the shares of Class B Common Stock into shares of Class A Common Stock, filed as
          Exhibit 4.1 to registrant's Current Report on Form 8-K dated May 23, 1995, is incorporated by reference herein.

                      10.1  Credit Agreement, dated as of
          February 15, 1995, by and among the registrant, The Boatmen's National Bank of St. Louis and Mark Twain Bank filed as Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

                      10.2  Term Loan Agreement, dated April 18,
          1995, by and among the registrant, The Boatmen's National Bank of St. Louis and Mark Twain Bank filed as Exhibit 10.2 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

                      10.3  Promissory Note, dated February 15,
          1995, issued by the registrant to The Boatmen's National Bank of St. Louis filed as Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

                      10.4  Promissory Note, dated February 15,
          1995, issued by the registrant to Mark Twain Bank filed as Exhibit 10.4 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

                      10.5  Term Note, dated April 18, 1995,
          issued by the registrant to The Boatmen's National Bank of St. Louis filed as Exhibit 10.5 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

                      10.6  Term Note, dated April 18, 1995,
          issued by the registrant to Mark Twain Bank filed as
          Exhibit 10.6 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

                      10.7  Stock Pledge Agreement, dated April
          18, 1995, by and between the registrant and The Boatmen's National Bank of St. Louis filed as
          Exhibit 10.8 to registrant's Quarterly Report on
          Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

                      10.8  Consulting Agreement, dated April 18,
          1995, by and between the registrant and New ENVIROQ
          Corporation is filed herewith.

                      10.9  Covenant Not to Compete, dated April
          18, 1995, by and among the registrant, New ENVIROQ Corporation, Marinelli Securities Associates and
          SCE, Incorporated filed as Exhibit 10.9 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

                      10.10  Employment Agreement, dated
          April 18, 1995, by and between the registrant and James J. Baird, Jr. filed as Exhibit 10.10 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

                      10.11  Amended and Restated Cooperation
          Agreement, dated as of April 28, 1995, among the registrant, Insituform Technologies, Inc. and IMA Merger Sub, Inc. filed as Exhibit 10.11 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

                      10.12  Standard Form of Agreement
          between Owner and Contractor, dated March 1995, by and between the registrant and Turner Construction Company filed as Exhibit 10.12 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

                      10.13  Subordinated Promissary Note, dated
          April 18, 1995, issued by the registrant to New
          ENVIROQ Corporation, filed as Exhibit 10.7 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 is incorporated by reference herein.

                      10.14  First Amendment to Credit Agreement,
          dated as of April 24, 1995, by and among the registrant, The Boatmen's National Bank of St. Louis and Mark Twain Bank is filed herewith.

                      27     Financial Data Schedule

  (b) Reports on Form 8-K: The registrant filed a report on Form 8-K on April 28, 1995 to report pursuant to
          Item 2. of Form 8-K the acquisition of all the outstanding stock of ENVIROQ Corporation. Such report subsequently was amended by Amendment No. 1 on Form 8K/A filed on July 3, 1995. The registrant also filed a report on Form 8-K on June 2, 1995 to report pursuant to Item 1 of Form 8-K the execution of an Agreement and Plan of Merger among the registrant, Insituform Technologies, Inc. and ITI Acquisition Corp.

                            SIGNATURES
                            ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                INSITUFORM MID-AMERICA, INC.
                                                ----------------------------
                                                (Registrant)


Date     August 14, 1995                        /s/ Jerome Kalishman
     -------------------------                  ----------------------------
                                                Jerome Kalishman
                                                Chairman of the Board



Date     August 14, 1995                        /s/ Joseph F. Olson
     -------------------------                  ----------------------------
                                                Joseph F. Olson
                                                Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                              Description
-------                             -----------
 2.1        Merger Agreement, dated as of November 2, 1994, by and
            among the registrant, IMA Merger Sub, Inc., ENVIROQ
            Corporation and New  ENVIROQ Corporation, filed as Exhibit
            10.6 to registrant's Annual Report on Form 10-K for the
            fiscal year ended September 30, 1994, is incorporated
            by reference herein.

 2.2 Agreement and Plan of Merger, dated as of May 23, 1995, by and among the registrant, Insituform Technologies, Inc.
            and ITI Acquisition Corp., filed as Exhibit No. 2 to registrant's Current Report on Form 8-K dated May 23,
            1995, is incorporated by reference herein.

 3.1 Registrant's Certificate of Incorporation and amendments thereto filed as Exhibit 3.1 to registrant's Registration
            Statement on Form S-1 (Reg. No. 33-10771) is incorporated by reference herein.

 3.2 Registrant's By-Laws, as currently in effect, filed as Exhibit No. 3.2 to registrant's Registration Statement on Form S-1 (Reg. No. 33-10771) are incorporated by reference herein.

 4 Form of Conversion Letter, dated May 23, 1995, by and among the registrant, Insituform Technologies, Inc. and the holders of the registrant's Class B Common Stock with respect to the conversion of the shares of Class B Common
            Stock into shares of Class A Common Stock, filed as
            Exhibit 4.1 to registrant's Current Report on Form 8-K dated May 23, 1995, is incorporated by reference herein.

 10.1 Credit Agreement, dated as of February 15, 1995, by and among the registrant, The Boatmen's National Bank of St.
            Louis and Mark Twain Bank filed as Exhibit 10.1 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

 10.2 Term Loan Agreement, dated April 18, 1995, by and among the registrant, The Boatmen's National Bank of St. Louis and Mark Twain Bank filed as Exhibit 10.2 to registrant's
            Quarterly Report on Form 10-Q for the quarter ended March
            31, 1995, is incorporated by reference herein.

 10.3 Promissory Note, dated February 15, 1995, issued by the registrant to The Boatmen's National Bank of St. Louis filed as Exhibit 10.3 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.



 10.4 Promissory Note, dated February 15, 1995, issued by the registrant to Mark Twain Bank filed as Exhibit 10.4 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

 10.5 Term Note, dated April 18, 1995, issued by the registrant to The Boatmen's National Bank of St. Louis filed as
            Exhibit 10.5 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

 10.6 Term Note, dated April 18, 1995, issued by the registrant to Mark Twain Bank filed as Exhibit 10.6 to registrant's
            Quarterly Report on Form 10-Q for the quarter ended March
            31, 1995, is incorporated by reference herein.

 10.7 Stock Pledge Agreement, dated April 18, 1995, by and between the registrant and The Boatmen's National Bank of St. Louis filed as Exhibit 10.8 to registrant's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

 10.8 Consulting Agreement, dated April 18, 1995, by and between the registrant and New ENVIROQ Corporation is filed herewith.

 10.9 Covenant Not to Compete, dated April 18, 1995, by and among the registrant, New ENVIROQ, Inc., Marinelli
            Securities Associates and SCE, Incorporated filed as
            Exhibit 10.9 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

 10.10 Employment Agreement, dated April 18, 1995, by and between the registrant and James J. Baird, Jr. filed as Exhibit
            10.10 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

 10.11      Amended and Restated Cooperation Agreement, dated as of
            April 28, 1995, among the registrant, Insituform
            Technologies, Inc. and IMA Merger Sub, Inc. filed as
            Exhibit 10.11 to registrant's Quarterly Report on Form 10-
            Q for the quarter ended March 31, 1995, is incorporated by reference herein.

 10.12 Standard Form of Agreement between Owner and Contractor, dated March 1995, by and between the registrant and Turner
            Construction Company filed as Exhibit 10.12 to registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, is incorporated by reference herein.

 10.13 Subordinated Promissary Note, dated April 18, 1995, issued by the registrant to New ENVIROQ Corporation, filed as Exhibit 10.7 to registrant's Quarterly
            Report on Form 10-Q for the quarter ended March 31, 1995 is incorporated by reference herein.


 10.14      First Amendment to Credit Agreement, dated as of April 24,
            1995, by and among the registrant, The Boatmen's National
            Bank of St. Louis and Mark Twain Bank is filed herewith.

 27         Financial Data Schedule


                                    -26-
